Form 10-K
period 2009-12-31
China Real Estate Acquisition Corp.
filed 2010-03-31
CIK 1476678

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 000-53842

CHINA REAL ESTATE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1769314
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

27th Floor, Profit Plaza, No. 76 West HuangPu Road, Guangzhou, PRC 510000
(Address of principal executive offices)

+86-203-847-0489
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2010, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of China Real Estate Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

China Real Estate Acquisition Corp. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on August 14, 2009 and maintains its principal executive offices at 27th Floor, Profit Plaza, No.76 West HuangPu Road, Guangzhou, PRC 510000.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on December 2, 2009, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no assets and no operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company intends to seek a target company that is in the real estate industry and is located in the People’s Republic of China (“China”), however, it will not restrict its potential candidate target companies to this industry and for any other specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Chen Yu, the sole officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)

Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)

Strength and diversity of management, either in place or scheduled for recruitment;

(d)

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)

The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)

The extent to which the business opportunity can be advanced;

(g)

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)

Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target company by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependant on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and is employed on a full-time basis by another entity. Our sole officer and director anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2010, there was one record holder of an aggregate of 5,000,000 shares of the Common Stock issued and outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On October 14, 2009, the Company sold an aggregate of 5,000,000 shares of Common Stock to Magic Ocean Limited, an entity formed in the Cayman Islands, for an aggregate purchase price equal to $25,000. The shares owned by Magic Ocean Limited represent all of the issued and outstanding shares of capital stock of the Company. Mr. Chen, our sole officer and director since inception, is also a principal of Magic Ocean Limited and may be deemed to beneficially own the shares of common stock held of record by Magic Ocean Limited. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. As of the date hereof, the Company has 5,000,000 shares of Common Stock issued and outstanding.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company intends to seek a target company that is in the real estate industry and is located in China, however, it will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)

filing Exchange Act reports, and

(ii)

investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2009, the Company had no assets.  The Company’s total liabilities as of December 31, 2009 totaled $16,156, comprised exclusively of accrued expenses payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company has no cash flows provided by (used in) operating, investing or financing activities for the period from August 14, 2009 (inception) to December 31, 2009.

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the cumulative period from August 14, 2009 (inception) to December 31, 2009, the Company had a net loss of $16,156, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder

China Real Estate Acquisition Corp.

We have audited the accompanying balance sheet of China Real Estate Acquisition Corp. as of December 31, 2009, and the related statements of operations, cash flows and stockholder's deficit for the period August 14, 2009 (inception) to December 31, 2009.  The management of China Real Estate Acquisition Corp. is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Real Estate Acquisition Corp. as of December 31, 2009, and the results of its operations and its cash flows for the period August 14, 2009 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no assets and has a stockholder’s deficit at December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of this uncertainty.

/s/ Friedman LLP

New York, New York

March 31, 2010

China Real Estate Acquisition Corp.

(A Development Stage Enterprise)

BALANCE SHEET

December 31, 2009

ASSETS
Current Assets	$0
Total Assets	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses payable	$16,156
Total Liabilities	16,156
Stockholders' Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; none outstanding	0
Common Stock-$0.0001par value; 200,000,000 authorized shares;5,000,000 issued and outstanding	500
Additional paid-in capital	24,500
Subscription receivable	(25,000)
Deficit accumulated during development stage	(16,156)
Total Stockholders' Deficit	(16,156)
Total Liabilities and Stockholders' Deficit	$0

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

China Real Estate Acquisition Corp.

(A Development Stage Enterprise)

STATEMENT OF OPERATIONS

For the period from August 14, 2009 (inception) to December 31, 2009

General and administrative expenses	$16,156

Total Expenses	16,156

Net Loss	(16,156)
Basic and diluted net loss per share	$(0.006)
Weighted-Average Common Shares Outstanding	2,805,755

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

China Real Estate Acquisition Corp.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER’S DEFICIT

For the period from August 14, 2009 (inception) to December 31, 2009

			Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total Stockholders' Deficit
	Common Stock
	Shares	Amount
Balance at Aug. 14, 2009	0	$0	$0	$0	$0	$0

Issuance of common stock	5,000,000	500	24,500	(25,000)	0	0

Net loss					(16,156)	(16,156)

Balance at Dec. 31, 2009	5,000,000	$500	$24,500	$(25,000)	$(16,156)	$(16,156)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

China Real Estate Acquisition Corp.

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the period from August 14, 2009 (inception) to December 31, 2009

Cash Flows from Operating Activities:
Net loss	$(16,156)
Adjustments to reconcile net loss to net cash from operating activities:
Accrued expenses payable	16,156
Net Cash from Operating Activities	0

Net Change in Cash	0
Cash at Beginning of Period	0
Cash at End of Period	$0

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

China Real Estate Acquisition Corp.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

All amounts in US Dollar unless otherwise indicated

1.

ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Real Estate Acquisition Corp. (“the Company”) was incorporated in the State of Delaware on August 14, 2009.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating company.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company is a development stage enterprise with minimal operating history.  It has not yet been able to develop and execute its business plan. The Company has no significant assets to sustain expenses until the consummation of a merger or other business combination with a private company. The Company may not be able to identify a suitable business opportunity or consummate a business combination, and any such business may not be profitable at the time of its acquisition by us or ever. This raises substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 14, 2009).

Start-Up Costs

The Company accounts for start-up costs, including organization costs, under the provisions of FASB ASC 720-15-25-1, whereby such costs are expensed as incurred.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

As of December 31, 2009 the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (inception) through December 31, 2009, the Company did not incur any interest or penalties.

Income tax returns for the year 2009 are subject to examination by tax authorities.

Net Loss Per Share

Basic and diluted loss per common share is computed on the basis of the weighted-average number of common shares outstanding during the period.  There were no potentially issuable common stock equivalents outstanding at December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC topic 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).

3.

INCOME TAX

Deferred tax assets:
Net operating loss carry forward	$181
Non-deductible expenses	2,242
Gross deferred tax assets	2,423
Valuation allowance	(2,423)
Net deferred tax assets	$0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $2,423 during 2009.

As of December 31, 2009, the Company has a net operating loss carry forward of approximately $1,200 which expires in 2029.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income taxes and temporary difference for the start-up costs.

4.

STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 210,000,000 shares of capital stock. These shares are divided into two classes with 200,000,000 shares designated as common stock at $0.0001 par value and 10,000,000 shares designated as preferred stock at $0.0001 par value. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.

On October 14, 2009, the Company agreed to issue 5,000,000 shares of common stock (par value $0.0001 per share) to Magic Ocean Limited for an aggregate purchase price of $25,000.

5.

RELATED PARTY TRANSACTION

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the period from August 14, 2009 (inception) to December 31, 2009, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay each of Guangdong Wealth and Guangdong SME within 12 months. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be a promoter of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Control and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position
Chen Yu	39	President. Secretary and Director

Chen Yu, our President, Secretary and Director since inception (August 14, 2009), has held various positions with Foshan Guo Neng Fuel Trading Company since December of 2004. From December 2004 to June 2006, Mr. Yu served as a sales assistant where he was responsible for developing a new market and maintaining client contacts and relationships. From July 2006 to June 2008, Mr. Yu serves served as a sales manager, responsible for making sales plans and leading a team to carry out and implement the sales plan. Since July of 2008 to the present, Chen Yu has served as the General Manager’s Assistant for Foshan Guo Neng Fuel Trading Company and is responsible for internal management and creating the company’s development strategy.  Foshan Guo Neng Fuel Trading Company engages in trading and distributing fuel in southern China. Mr. Chen Yu received a bachelor’s degree in Accounting from Zhengzhou Light Industry College.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and all other compensation paid by the Company to its sole officer and director for services rendered during the fiscal year ended December 31, 2009. The Company was not incorporated until August of 2009.

Name and Position	Year	Compensation	Other Compensation
Chen Yu, President, Secretary and Director	2009	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)

The following tables set forth certain information as of March 31, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Magic Ocean Limited Room 2202, China Mayors Plaza 189 Tian He Bei Road Guangzhou, PRC	5,000,000	100%

Chen Yu (1) Room 807, 439#, CheBei Road Tian He District Guangzhou, PRC	5,000,000 (2)	100%

All Directors and Officers as a Group (1 individual)	5,000,000	100%

(1)

Chen Yu serves as the sole officer and director of the Company.

(2)

Includes 5,000,000 shares of Common Stock owned of record by Magic Ocean Limited.  Mr. Yu, as the sole officer, director and shareholder of Magic Ocean Limited, may be deemed to be the indirect beneficial owner of these securities since he has sole voting and investment control over the securities.

(b)

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

On October 14, 2009, the Company offered and sold an aggregate of 5,000,000 shares of Common Stock to Magic Ocean Limited, an entity formed in the Cayman Islands, for an aggregate purchase price equal to $25,000.  The shares owned by Magic Ocean Limited represent all of the issued and outstanding shares of the capital stock of the Company.  Mr. Chen, our sole officer and director since inception, is also a principal of Magic Ocean Limited and may be deemed to beneficially own the shares of Common Stock held of record by Magic Ocean Limited.

Certain fees and expenses related to the formation of the Company and the professional fees and expenses associated with the preparation and filing of the Company’s Exchange Act filings, including the Original Registration Statement and this Amendment No. 1, have been advanced to the Company by Guangdong Wealth Guarantee Co, LTD. (“Guangdong Wealth”) and Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) a government sponsored not-for-profit organization. Each of Guangdong Wealth and Guangdong SME seek to assist small and medium sized businesses in China go public. Guangdong Wealth is a member of Guangdong SME. The Company has verbally agreed to repay each of Guangdong Wealth and Guangdong SME for the fees and expenses that have been advanced on behalf of the Company; however, there is no written agreement in effect. As a result, each of Guangdong Wealth and Guangdong SME, which participated in the founding and organizing of the Company, may be deemed to be a promoter of the Company.

Guangdong Wealth and Guangdong SME may also be deemed to be promoters of the following blank check companies:

Name	Filing Date Registration Statement	SEC File Number	Operating Status	Pending Business Combinations
China Food and Beverage Acquisition Corp.	1/25/2009	000-53840	Effective January 25, 2010	None
China Education Acquisition Corp.	12/23/2009	000-53857	Effective February 22, 2010	None.
China High Technology Acquisition Corp.	12/23/2009	000-53858	Effective February 22, 2010	None.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent, and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition our sole officer and director would not be considered an independent director.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Friedman LLP (“Friedman”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements and review of financial statements included in our annual report on Form 10-K or services that are normally provided in connection with statutory and regulatory filings were $6,800 for the fiscal year ended December 31, 2009.

Audit-Related Fees

There were no fees billed by Friedman for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009.

Tax Fees

There were no fees billed by Friedman for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2009.

All Other Fees

There were no fees billed by Friedman for other products and services for the fiscal year ended December 31, 2009.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this Registration Statement on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation
*3.2	By-Laws
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*

Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on December 2, 2009 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA REAL ESTATE ACQUISITION CORP.

Date: March 31, 2010

By: /s/ Chen Yu

Chen Yu

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Chen Yu	President, Secretary and Director	March 31, 2010
Chen Yu