Form 10-Q
period 2010-03-31
China Real Estate Acquisition Corp.
filed 2010-05-20
CIK 1476678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA REAL ESTATE ACQUISITION CORP.
(Exact name of registrant as specified in Charter

Delaware	000-53842	42-1769314
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

No.1 Industrial Garden of Second Economic Cooperative Entity,
 Ren He Town, Baiyun District
 (Address of Principal Executive Offices)
 _______________
+86 (0) 20-8603-7011
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2010: 10,000,000 shares of common stock.

CHINA REAL ESTATE ACQUISITION CORP

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed & Reserved
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

CHINA REAL ESTATE ACQUISITION CORP.

(A Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS

FINANACIAL STATEMENTS:	PAGE

Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-2

Statements of Operations for the three months ended March 31, 2010	F-3
(unaudited) and the period August 14, 2009 (inception)
through March 31, 2010 (unaudited)

Statements of Cash Flows (unaudited) for the three months ended March 31, 2010	F-4
and the period August 14, 2009(inception) through March 31, 2010

Statement of Stockholder’s Deficit for the period August 14, 2009	F-5
(inception) through March 31, 2010

Notes to Financial Statements	F-6-F-12

China Real Estate Acquisition Corp.
(A Development Stage Enterprise)
BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets	$-0-	-0-
Total Assets	-0-	-0-
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses payable	$24,196	16,156
Total Liabilities	24,196	16,156
Stockholder’s Deficit
Preferred Stock-$0.0001 par value; 10,000,000 authorized shares; none outstanding	-0-	-0-
Common Stock-$0.0001par value; 200,000,000 authorized shares;5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	(25,000)	(25,000)
Deficit accumulated during development stage	(24,196)	(16,156)
Total Stockholder’s Deficit	(24,196)	(16,156)
Total Liabilities and Stockholder’s Deficit	$-0-	-0-

See accompany notes to financial statements

China Real Estate Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

	Three months ended March 31, 2010 (Unaudited)	Cumulative August 14, 2009 (inception) to March 31, 2010 (Unaudited)
General and administrative expenses	$8,040	24,196
Total expenses	8,040	24,196
Net loss	(8,040)	(24,196)
Basic and diluted net loss per share	$(0.002)
Weighted-Average Common
Shares Outstanding	5,000,000

See accompanying notes to financial statements

China Real Estate Acquisition Corp.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2010	Cumulative August 14, 2009 (inception) to March 31, 2010
Cash Flows from Operating Activities:
Net loss	$(8,040)	$(24,196)
Adjustments to reconcile net loss to net cash from operating activities:
Accrued expenses payable	8,040	24,196
Net Cash from Operating Activities	-0-	-0-
Net Change in Cash	-0-	-0-
Cash at Beginning of Period	-0-	-0-
Cash at End of Period	-0-	$-0-

See accompanying notes to financial statements

China Real Estate Acquisition Corp.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDER’S DEFICIT

					Deficit
	Common Stock		Additional		Accumulated	Total
	Shares	Amount	Paid-in Capital	Subscription Receivable	During Development Stage	Stockholder’s Deficit
Balance at Aug. 14, 2009	-0-	$-0-	$-0-	$-0-	$ - 0-	$-0-
Issuance of common stock	5,000,000	500	24,500	(25,000)	-0-	- 0-
Net loss					(16,156)	(16,156)

Balance at December 31, 2009	5,000,000	$500	$24,500	$(25,000)	$(16,156)	$(16,156)
Net loss					(8,040)	(8,040)
Balance at March 31, 2010(Unaudited)	5,000,000	$500	$24,500	$(25,000)	$(24,196)	$(24,196)

See accompanying notes to financial statements

China Real Estate Acquisition Corp.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

Note 1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

China Real Estate Acquisition Corp. (“the Company”) was incorporated in the State of Delaware on August 14, 2009.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an operating company.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and the footnotes required by acccounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements reflect all adjustments (consisting of normal recurring accruals) which are , in the opnion of management, necessary for the fair presentation of the financial position, results of opertions and cash flows for the interim period. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the period since inception through December 31, 2009. The results of operations for the interim period are not indicative of results to be expected for the full year.

Basis of Accounting

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $24,196 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to March 31, 2010, the Company entered into a binding letter of intent with a target company. See Note 7 for additional details.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. This standard requires companies to report their operations, shareholders’ equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. The accompanying financial statements provide financial information since inception (August 14, 2009).

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

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having fullknowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

The Company is subject to United States federal income tax and Delarware state franchise tax.  However, we do not anticipate any operating income which is generated from the United States, therefore, do not make any provision of income tax up to date.

As of March 31, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (inception) through March 31, 2010, the Company did not incur any interest or penalties.

Income tax returns for 2009 are subject to examination by tax authorities.

Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with SFAS 128, “Earnings Per Share”, which was subsequently codified within ASC 260, “Earning Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current liabilities approximate fair value due to the short-term nature of these financial instruments.

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

Note 3.  INCOME TAXES

	March 31, 2010 (Unaudited)	December 31, 2009
Deferred tax assets:
Net operating loss carry forward	$251	$181
Non-deductible expenses	3,378	2,242
Gross deferred tax assets	3,639	2,423
Valuation allowance	(3,639)	(2,423)
Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and net operating loss carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance. The Company’s valuation allowance increased by $1,206 and $2,423 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively and $3,629 for the period August 14, 2009(inception) to March 31, 2010.

As of March 31, 2010, the Company has a net operating loss carry forward of approximately $1,600 which expires in 2030.

The difference between the statutory tax rate of 15% and the effective tax rate of 0% is due to the valuation allowance for deferred income taxes and temporary difference for the start-up costs.

Note 4. STOCKHOLDER’S EQUITY/DEFICIT

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

On October 14, 2009, the Company issued 5,000,000 shares of common stock (par value $0.0001 per share) to Magic Ocean Limited for an aggregate purchase price of $25,000. A subscription receivable has been recorded as of December 31, 2009 and March 31, 2010, which has not been paid as of the date of this report.

Note 5.  RELATED PARTY TRANSACTION

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three months ended March 31, 2010, the year ended December 31, 2009, and the period August 14, 2009(inception) to March 31, 2010, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay each of Guangdong Wealth and Guangdong SME within 12 months. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

Note 6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

Note 7. SUBSEQUENT EVENTS-ENTERY INTO A METERIAL DEFINITIVE AGREEMENT

On April 28, 2010, the Company entered into a share exchange agreement with Linda International Lighting Co., Ltd (“Linda International”), a holding company that owns 100% of the equity interests of Guangzhou Linda Illumination Industry CO., Ltd. (“Linda Lighting”).  Linda Lighting is an operating company incorporated on March 27, 2006, in the City of Guangzhou, Guangdong Province, People’s Republic of China (“PRC”),  engaged in developing, manufacturing, marketing, and sales of searchlights, spotlights, energy-efficient electronic lamps, and other mobile lighting products in the People’s Republic of China (“China” or the “PRC”).

The closing of the transaction took place on April 28, 2010. On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the Interests of Linda Lighting from the Linda Lighting Shareholders; and the Linda Lighting Shareholders transferred and contributed all of their Interests to us. In exchange, we issued a total of 5,000,000 shares of common stock, Magic Ocean transferred 3,800,000 shares of its common stock to the Linda Lighting Shareholders, their designees or assigns, which totals 88% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis as of and immediately after the Closing of the Combination.

Pursuant to the Exchange Agreement, Linda International Lighting Co., Ltd became a wholly-owned subsidiary of the Company. Upon the completion of the Share Exchange, the stockholders of Linda Lighting own, in aggregate, 88% of the issued and outstanding capital stock of the Company, whereas Magic Ocean owns, in aggregate, 12% of the issued and outstanding capital stock of the Company.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Linda International and its subsidiary, Linda Lighting, will be treated as the continuing entity for accounting purposes.

The sole director of the Company has approved the Exchange Agreement and the transactions contemplated under the Exchange Agreement. The directors of Linda International Lighting Co., Ltd. have approved the Exchange Agreement and the transactions contemplated thereunder.

As a further condition of the Combination, Maolin Shi, Jianbo Xiao, Xuehou Liu and Qinglin Shi were appointed as directors of the Company upon effectiveness of an information statement required by Rule 14f-1 promulgated under the Exchange Act of 1934 (the “Exchange Act”).

Item 2. Management’s Discussion and Analysis or Plan of Operation

Following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations and financial projections and are generally identified by the words “may,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” and similar expressions.  Because these forward-looking statements are subject to a number of risks and uncertainties, our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q, in our  form 10-K filed on March 31, 2010 and in other documents we file from time to time with the Securities and Exchange Commission. Unless the context otherwise requires, the terms “we,” the “Company,” “us,” refer to China Real Estate Acquisition Corp.

Unless otherwise indicated, all amounts herein are expressed in US Dollars.

Overview

China Real Estate Acquisition Corp. (“the Company”) was incorporated in the State of Delaware on August 14, 2009.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an operating company.

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

On October 14, 2009, the Company agreed to issue 5,000,000 shares of common stock (par value $0.0001 per share) to Magic Ocean Limited (“Magic Ocean”) for an aggregate purchase price of $25,000.

Subsequent Events- Entry into a Material Definitive Agreement

On April 28, 2010, the Company entered into a share exchange agreement with Linda International Lighting Co., Ltd (“Linda International”), a holding company that owns 100% of the equity interests of Guangzhou Linda Illumination Industry CO., Ltd. (“Linda Lighting”).  Linda Lighting is an operating company incorporated on March 27, 2006, in the City of Guangzhou, Guangdong Province, People’s Republic of China (“PRC”). engaged in developing, manufacturing, marketing, and sales of searchlights, spotlights, energy-efficient electronic lamps, and other mobile lighting products in the People’s Republic of China (“China” or the “PRC”).

The closing of the transaction took place on April 28, 2010. On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all the Interests of Linda Lighting from the Linda Lighting Shareholders; and the Linda Lighting Shareholders transferred and contributed all of their Interests to us. In exchange, we issued a total of 5,000,000 shares of common stock, Magic Ocean transferred 3,800,000 shares of its common stock to the Linda Lighting Shareholders, their designees or assigns, which totals 88% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis as of and immediately after the Closing of the Combination.

Pursuant to the Exchange Agreement, Linda International Lighting Co., Ltd became a wholly-owned subsidiary of the Company. Upon the completion of the Share Exchange, the stockholders of Linda Lighting own, in aggregate, 88% of the issued and outstanding capital stock of the Company, whereas Magic Ocean owns, in aggregate, 12% of the issued and outstanding capital stock of the Company.

The acquisition was accounted for as a reverse merger under the purchase method of accounting since there was a change of control. Accordingly, Linda International and its subsidiary, Linda Lighting, will be treated as the continuing entity for accounting purposes.

The sole director of the Company has approved the Exchange Agreement and the transactions contemplated under the Exchange Agreement. The directors of Linda International Lighting Co., Ltd have approved the Exchange Agreement and the transactions contemplated thereunder.

As a further condition of the Combination, Maolin Shi, Jianbo Xiao, Xuehou Liu and Qinglin Shi were appointed as directors of the Company upon effectiveness of an information statement required by Rule 14f-1 promulgated under the Exchange Act of 1934 (the “Exchange Act”).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 14, 2009 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  Subsequent to March 31, 2010, the Company entered into a binding letter of intent with a target company.

For the cumulative period from August 14, 2009 (inception) to March 31, 2010, the Company had a net loss of $24,196, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 and the filing of 10K and other SEC filings.

Liquidity and Capital Resources

As of March 31, 2010, the Company had no assets.  The Company’s total liabilities as of March 31, 2010 totaled $24,196, comprised exclusively of accrued expenses payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company has no cash flows provided by (used in) operating, investing or financing activities for the period from August 14, 2009 (inception) to March 31, 2010.

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

Critical Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Start-Up Costs

The Company accounts for start-up costs, including organization costs, under the provisions of FASB ASC 720-15-25-1, whereby such costs are expensed as incurred.

Fair Value of Financial Instruments

The carrying amounts reported in the financial statements for current liabilities approximate fair value due to the short-term nature of these financial instruments.

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

Earnings Per Share

The Company computes earnings per share (“EPS’) in accordance with SFAS 128, “Earnings Per Share”, which was subsequently codified within ASC 260, “Earning Per Share”.  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company is subject to United States federal income tax and Delaware state franchise tax.  However, we do not anticipate any operating income which is generated from the United States; therefore, do not make any provision of income tax up to date.

As of March 31, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. During the period from August 14, 2009 (inception) through March 31, 2010, the Company did not incur any interest or penalties.

Income tax returns for 2009 are subject to examination by tax authorities.

Related Party Transaction

Guangdong Small and Medium Sized Enterprise Financial Promotion Association (“Guangdong SME”) is a government sponsored not-for-profit organization which assists small and medium size businesses to go public. Guangdong Wealth Guarantee Co. Ltd. (“Guangdong Wealth”) is a member of Guangdong SME. For the three months ended March 31, 2010, the year ended December 31, 2009, and the period August 14, 2009(inception) to March 31, 2010, Guangdong Wealth and Guangdong SME have paid certain expenses on the Company’s behalf. The Company has verbally agreed to repay each of Guangdong Wealth and Guangdong SME within 12 months. Both Guangdong Wealth and Guangdong SME, which participated in the funding and organizing the Company, may be deemed to be promoters of the Company.

Recent accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this ASU does not have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Chen Yu	President,	May 20, 2010
Chen Yu	President, Chief Executive Officer, Chief Financial Officer Secretary, Director