Form 10-Q
period 2010-06-30
Linda Illumination, Inc.
filed 2010-08-19
CIK 1476678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

LINDA ILLUMINATION, INC.
(Exact name of registrant as specified in Charter

Delaware	000-53842	42-1769314
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

No.1 Industrial Garden of Second Economic Cooperative Entity,
 Ren He Town, Baiyun District
 (Address of Principal Executive Offices)

+86 (0) 20-8603-7011
(Registrant’s telephone number, including area code)

China Real Estate Acquisition Corp.
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☐  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2010, there were 10,000,000 shares of common stock of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION Item 1. Financial Statements.
LINDA ILLUMINATION, INC. CONSOLIDATED BALANCE SHEETS
	June 30, 2010 (unaudited)	December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	676,506	30,474
Accounts Receivables (Net of Allowance for Doubtful Accounts)	256,617	47,050
Marketable Securities	0	263,613
Inventories	450,844	534,917
Prepayments and Other Current Assets	580,487	122,540
Including: Due from Related Party 79,694 and 0,respectively
Total Current Assets	1,964,454	998,594
Property, Plant and Equipment	873,029	817,840
Minus: Accumulated Depreciation	237,414	194,850
Net, Property, Plant and Equipment	635,615	622,990

Total Assets	2,600,069	1,621,584

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payables	60,037	61,146
Customer Deposit	35,274	163,071
Short Term Debt	1,480,802	439,354
Short Term Loan From Related Parties	31,181	31,181
Accrued Expenses and Other Current Liabilities	480,299	179,879
Including: Due to Related Parties 30,466 and 145,388 respectively
Total Current Liabilities	2,087,593	874,631
Long-term Debt
Long-term Loan From Bank	0	133,574
Total Long-term Debt	0	133,574
Total Liabilities	2,087,593	1,008,205
Stockholders' Equity:
Preferred stock ($0.0001 par value, 10,000,000 authorized share; none outstanding)	0	0
Common stock ( $0.0001 par value, 200,000,000 shares authorized, 10,000,000issued, and outstanding at June 30,2010)	1,000	880
Additional Paid In Capital	105,144	96,420
Retained Earnings	366,826	453,381
Accumulated Other Comprehensive Income	39,506	62,698
Total Stockholders' Equity:	512,476	613,379

Total Liabilities and Shareholders' Equity	2,600,069	1,621,584

LINDA ILLUMINATION INC. CONSOLIDATED STATEMENTS OF OPEARATIONS (UNAUDITED) ( Unit: USD $)
	For the six months ended June 30, 2010	For the six months ended June 30, 2009	For the three months ended June 30, 2010	For the three months ended June 30, 2009
Revenues	932,934	1,203,979	284,586	684,882
Cost of Goods Sold	775,878	1,055,641	238,818	564,287
Gross Profit	157,056	148,338	45,768	120,595

Operating Expenses:
Marketing and Selling Expenses	47,275	53,037	20,519	27,562
General and Administrative Expenses	139,411	53,281	106,834	31,893
Total Operating Expenses	186,686	106,318	127,353	59,455

Income From Operations	(29,630)	42,020	(81,585)	61,140

Other Income (Expense)
Interest Expense	(28,697)	(18,071)	(18,092)	(6,451)
Other Income	2,244	2,296	1	2,296

Total Other Income (Expense)	(26,453)	(15,775)	(18,091)	(4,155)

Income Before Income Tax	(56,083)	26,245	(99,676)	56,985

Income Tax	5,472	0	1	0

Net Income	(61,555)	26,245	(99,677)	56,985

Unrealized Foreign Currency Translation Gain (Loss)	(23,192)	183	2,930	762

Comprehensive Income	$(84,747)	26,428	(96,747)	57,747

Net Income Per Common Share - Basic and Diluted:	$(0.01)	**	(0.01)	0.01

Weighted Common Shares Outstanding - Basic and Diluted	9,226,667	8,800,000	8,800,000	8,800,000
** Less than $0.01

LINDA ILLUMINATION INC.CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (Unit :USD $)
	Common Stock, Par Value $0.0001				Accumulated Other Comprehensive
	Number of Shares	Amount	Additional		Foreign Currency	Total
			Paid In Capital	Retained Earnings	Translation Gain
Balance, January 1, 2010 (1)	8,800,000	880	96,420	453,381	62,698	613,379
Issued shares to Magic Ocean April 29, 2010	1,200,000	120	8,724	(25,000)		(16,156)
Net income				(61,555)		(61,555)
Foreign Currency Gain					(23,192)	(23,192)
Balance, June 30, 2010	10,000,000	1,000	105,144	366,826	39,506	512,476

(1) The stockholders’ equity of Linda Illumination has been recapitalized to give effect to the shares received by existing shareholders of Linda Illumination from the Share exchange agreement with China Real Estate Acquisition on April 28, 2010.

LINDA ILLUMINATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
		Unit: USD $
	For the six months ended June 30, 2010	For the six months ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(61,555)	$26,245
Depreciation Expense	42,564	37,378
Changes in operating assets and liabilities
Accounts Receivables (Net of Allowance for Doubtful Accounts)	(209,567)	(112,358)
Inventories	84,073	(62,802)
Prepayments and Other Current Assets	(457,947)	(377,616)
Accounts Payables	(17,264)	(36,505)
Customer Deposit	(127,797)	39
Accrued Expenses and Other Current Liabilities	300,420	(18,117)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(447,073)	(543,736)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(55,189)	(48,283)
Marketable Securities	263,613	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	208,424	(48,283)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Long-term Debt or Repayment of Long-term Debt	(51,703)	(49,044)
Proceeds from Short-term Debt	1,400,000	658,675
Repayment of Short-term Debt	(440,423)	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	907,873	609,631
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,192)	183
NET INCRESE (DECREASE) IN CASH	646,032	17,795
CASH AT BEGINNING OF PERIOD	30,474	93,129
CASH AT ENDING OF PERIOD	$676,506	$110,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$28,697	$18,071
Income Taxes Paid	$5,472	$0

Linda Illumination, Inc.

NOTES TO THE CONSOLIDATED INTREIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

NOTE 1 – ORGANIZATION AND OPERATIONS

China Real Estate Acquisition Corp. (“China Acquisition”) was incorporated in the State of Delaware on August 14, 2009.  Since inception, China Acquisition has been engaged in organizational efforts and obtaining initial financing. China Acquisition was formed as a vehicle to pursue a business combination. The business purpose of China Acquisition is to seek the acquisition of, or merger with, an operating company.

On April 28, 2010, China Acquisition acquired Linda International Lighting Co., Ltd (“Linda International”) in accordance with the Exchange Agreement. Pursuant to the terms of the Exchange Agreement, China Acquisition acquired all the Interests of Linda International from the Linda International Shareholders; and the Linda International Shareholders transferred and contributed all of their Interests to China Acquisition. In exchange, China Acquisition issued a total of 5,000,000 shares of common stock, Magic Ocean transferred 3,800,000 shares of its common stock to the Linda International Shareholders, their designees or assigns, which totals 88% of the issued and outstanding shares of common stock of China Acquisition on a fully-diluted basis as of and immediately after the Closing of the Combination.

On July 7, 2010, China Acquisition filed a certificate of amendment to the Company’s articles of incorporation with the Delaware Secretary of State changing China Acquisition’s name to Linda Illumination, Inc. (“the Company”)

Linda International was incorporated on April 16, 2005 in Hong Kong to serve as an intermediate holding company. Mr Maolin Shi was the sole owner of Linda International with 100% interest.

Guangzhou Linda Illumination Industry Co., Ltd (“Linda Illumination”) was incorporated on March 27, 2006, in the City of Guangzhou, Guangdong Province, People’s Republic of China (“PRC”). Mr Maolin Shi owned 25% of Linda Illumination through Linda International, and the remaining 75% was owned by Linda Electronic Co., Ltd (“Linda Electronic”). Linda Illumination is primarily engaged in developing, manufacturing, marketing, and sales of searchlights, spotlights, energy-efficient electronic lamps, and other mobile lighting products.

Linda Electronic was incorporated in the City of Guangzhou, Guangdong Province, PRC. Mr Maolin Shi owned 55% of Linda Electronic and the remaining 45% was owned by his brother and sister.

On March 11, 2010, Linda International entered into an equity transfer agreement with Linda Electronic to acquire additional 75% equity interest of Linda Illumination from Linda Electronic. Upon the completion of this equity interest transfer, Linda International becomes a holding company that owns 100% of the equity interests of Linda Illumination.

Both Linda International and Linda Illumination are under the common control of Mr. Maolin Shi, who has direct and significant influence on both Companies’ operations and policies, before and after March 11, 2010.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission, although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K and other reports filed with the SEC.

The accompanying condensed unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary Linda International and Linda Illumination as of June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and 2009 and for the period from April 30 to June 30, 2010 and 2009.

Linda International and Linda Illumination have been under the common control of Mr. Maolin Shi since their incorporations. After closing of the Share Transfer Agreement with China Acquisition, Mr.Maolin Shi owns 88% of the shares of common stock of the Company issued and outstanding. Such manner of presentation reflects the economic substance of the combined companies, which were under the common control throughout the relevant periods, as a single economic enterprise.

There were no inter-company transactions occurred for the six months ended at June 30, 2010. All previously significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant estimates in the six months ended June 30, 2010 include the allowance for doubtful accounts, and the useful life of property, plant, and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions in the PRC. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Nonperformance by these institutions could expose the Company to losses for amounts not covered by insurance. However, the Company has not experienced, nor does it anticipate, non-performance by these institutions.

Accounts Receivable and Allowance for Bad Debt

The Company records accounts receivable, net of an allowance for doubtful accounts. The Company maintains allowance for doubtful accounts for estimated losses. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Marketable Securities – Held-to-Maturity

On January 4, 2009, the Company invested $263,613 to purchase a debt security with one year maturity and annual interest rate 10% from Jiayuan Trading Company in Guangzhou City, PRC.

The Company accounts for this short term investment as a marketable security – held-tomaturity in accordance with FASB Accounting Standards Codification (“ASC”) 320 “Investment”, previous Statement of Financial Accounting Standards (“SFAS”) SFAS No. 115 “Investments in Debt and Equity Securities”. According to this accounting standard, held-to-maturity securities are those that the investor intends to hold to maturity and is able to hold to maturity. Designation of a security as held-to-maturity allows the investor to report the security value at historical cost plus accretion or minus amortization. Amortization of premium or discount is calculated using an amortization table to allow interest revenue and amortization to be recorded separately. This ensures that carrying value of the security equals the maturity value on the maturity date. Unrealized gains or losses are not shown on the balance sheet, but reflected in reported income or reported net worth.

The Company acquired this held-to-maturity security at its face value, and there was no market value or value of any comparable held-to-maturity securities available at the acquisition time.

Inventories

The Company values inventories, consisting of finished goods and raw materials, at the lower of cost or market. Cost is determined using the weighted average cost method. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. There is no allowance at June 30, 2010 .

The Company has several manufacturing and assembling lines, in which the whole manufacturing and assembling processes take only about 1-5 minutes. All products are completed before the close of each day. Therefore, the Company does not carry any work-in-process inventories.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respectively estimated residual values) over the assets’ estimated useful lives ranging from 5 years to 20 years. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in current operations.

There were no fixed assets retired for the six months ended at June 30, 2010, and therefore, no gain or loss incurred from such transactions for this period.

Impairment of Long-Lived Assets

In accordance with FASB Accounting Standards Codification (“ASC”) 360 “Impairment or Disposal of Long Lived Assets”, previous Statement of Financial Accounting Standards (“SFAS”) SFAS No. 144 “Accounting for the Impairment of Long Lived Assets”, the Company periodically reviews its long-lived assets, which include property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company determined that there were no impairments of long lived assets for the six months ended at at June 30, 2010

Income Taxes

The Company is governed by the Income Tax Law of the People's Republic of China. Income Tax is accounted in accordance with the Statement of FASB Accounting Standards Codification No. 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities of the financial statements and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company determined that there were no deferred-tax assets and liabilities that should be recognized for the six months ended at June 30, 2010.

 Reporting Currency and Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company is the local currency, the Chinese Renminbi ("RMB"), the currency of the PRC.

The Company has adopted FASB Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”, and translated financial statement amounts from RMB to the Company's reporting currency, United States dollars ("USD$" or "$"). Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Translation adjustments resulting from the process of translating financial statements from the local currency into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the State Administration of Foreign Exchange (the “SAFE”) of the People's Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the SAFE, which are determined largely by supply and demand. The following exchange rates were adopted to translate the amounts from RMB into United States dollars (“USD$”) for the respective periods:

	June 30, 2010	June 30, 2009	March 31, 2010	March 31, 2009
Closing RMB Exchange Rate (RMB/USD$)	6.7909	6.8319	6.8263	6.8359

	Six months ended June 30, 2010	Six months ended June 30, 2009	Three months ended March 31, 2010	Three months ended March 31, 2009
Average RMB Exchange Rate (RMB/USD$)	6.8251	6.8328	6.8269	6.8360

Operating Leases
The Company entered into a non-cancelable operating lease agreement, in the year 2007, for its commercial office space and manufacturing space in Guangzhou City, China. The Company, following the guidance under FASB Accounting Standards Codification (“ASC”) 840 “Leases”, charges the rental payments to expense over the lease term as determined under the lease agreement.

Customer Deposit

Customer deposit, included in accrued expenses and other current liabilities, primarily represents amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon whether customization of products has begun if so required.

Financial Instruments

(i)Fair Value of Financial Instruments

FASB Accounting Standards Codification (“ASC”) 825 “Financial Instruments”, requires disclosure of the fair value of financial instruments held by the Company. The Company follows Accounting Standards Codification No.825 for the recording of its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

 (ii)Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. An insignificant portion of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas, and concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms and significant cash sales. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

Revenue Recognition

The Company follows the guidance of FASB Accounting Standards Codification No. 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Research and Development Expenses

The Company’s research and development costs are expensed as incurred, in accordance with FASB Accounting Standards Codification No. 730 “Research and Development”. The research and development costs consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company’s research and development activities include designing and development of energy-saving lamps and illumination technologies, and also significant improvements and refinements to the existing products. Research and development expenses were $1,958 for the six months ended at June 30, 2010 and $3,710 for the six months ended June 30, 2009.

Advertising Expense

The Company expenses all advertising and promotion costs as incurred. Advertising and promotion expenses were $10,908 for the six months ended at June 30, 2010 and $2,645 for the six months ended at June 30, 2009.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB Accounting Standards Codification No. 605-45 “Revenue Recognition – Shipping and Handling Cost”. Amounts charged to customers in sales transactions related to shipping and handling are included in revenues. The actual costs to the Company are recognized as operating expense. The majority of the Company’s sales were on a FOB factory basis. The Company incurred $7,190 and $14,243 for shipping and handling costs for the six months ended at June 30, 2010 and 2009, respectively.

Other Income- Interest Income From Marketable Securities – Held-to-Maturity

The Company records the profit generated from sources other than its business operations, such as investing, financing, and other non-operating activities, as other income. On January 4, 2009, the Company purchased a debt security in the amount of $263,613 with one year maturity and annual interest rate of 10% on face value of the security. At acquisition, this marketable security was recorded as held-to-maturity in accordance with FASB Accounting Standards Codification (“ASC”) 320 “Investment”. The Company recognizes the interest income when the interest is earned.

For the year ended at December 31, 2009, the Company recognized $26,361 earned interest income from the Marketable Securities - held-to-maturity. The security was matured and interest payment was made on January 4, 2010.

Net Income Per Common Share

Basic net income (loss) per share are computed by dividing net income/(loss) attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common shares (convertible preferred stock, forward contract, warrants to purchase ordinary shares, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into ordinary shares. There were no such securities and other contracts issued at the six months ended at June 30, 2010. Therefore, no diluted net income per share needs to be calculated for the six months ended at June 30, 2010 and 2009.

Comprehensive Income

The Company has adopted Statement of Accounting Standards Codification No. 220 “Comprehensive Income”. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Statements of Income and Comprehensive Income and Stockholders’ Equity.

For the six months ended at June 30, 2010 and 2009, the Company's comprehensive income was $-84,747 and $26,428, respectively.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 Reclassifications
Certain amounts in the prior year consolidated financial statements have been reclassified to conform with current year presentation. The reclassifications made to the prior year have no impact on the net income (loss) or overall presentation of the consolidated financial statements.

Recently Issued Accounting Pronouncements

Business Combinations
(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company determined that the Company’s recent business combination and acquisition under the common control is an exception to this standard and is not subject to the accounting treatments requirement by this standard.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendments of ARB No. 51”)

This ASC guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Interim Disclosures About Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Accounting for Transfers of Financial Assets
(To be included in ASC 860 “Transfers and Serving”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB No. 140”)

This ASC guidance addresses information that a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS No. 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Consolidation of Variable Interest Entities – Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”)

SFAS No. 167 amends FASB Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and does not have any impact on the Company’s financial statements as the Company has no previous reference prior to the Codification.

Multiple Deliverable Revenue Arrangements
(ASU 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations because the Company does not have any multiple deliverable revenue arrangements.

Transfer of Financial Assets
(ASU 2009-16)

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Improvements to Financial Reporting by Enterprises Involved Variable Interest Entities
(ASU 2009-17)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash
(ASU 2010-01)

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting and Reporting for Decreases in Ownership of a Subsidiary
(ASU 2010-02)

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting and Reporting for Decreases in Ownership of a Subsidiary (ASU 2010-06)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December31, 2009

Accounts Receivable	$262,379	$52,780
Less: Allowance for Doubtful Accounts	(5,762)	(5,730)
Accounts Receivable, Net	$256,617	$47,050

NOTE 4 - INVENTORIES

The inventories at June 30, 2010 and December 31, 2009 consisted of the follows:

	June 30, 2010	December 31, 2009

Raw materials	$43,846	$175,382
Finished goods	406,998	359,535
Total Inventories	$450,844	$534,917

The Company has several manufacturing and assembling lines, in which the whole manufacturing and assembling processes take only about 1-5 minutes. All products are completed before the close of each day. Therefore, the Company does not carry any work-in-process inventories.

NOTE 5 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and Other Current Assets at June 30, 2010 and December 31, 2009 consisted of the follows:

	June 30, 2010	December 31, 2009

Prepayments for Raw Materials	$227,457	$62,274
Prepayments for Rent, Advertisement, and Other Office Expenses	53,619	17,589
Other Receivables	356,271	43,105
Total Prepayments and Other Current Assets	$637,347	$122,968

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2010 and December 31, 2009, Property, Plant and Equipment consisted of the follows:

	Estimated useful life	June 30, 2010	December 31, 2009
	(Years)	Balance	Balance
Buildings and Improvements	20	$92,259	$91,755
Machinery and Equipment	5-10	737,532	683,084
Transportation Equipment	5	31,307	31,136
Office Equipment	5	11,931	11,865
Property, Plant and Equipment		873,029	817,840
Less: Accumulated Depreciation		(237,414)	(194,850)
Net, Property, Plant andEquipment		$635,615	$622,990

The Company recorded depreciation expenses of $42,564 and $37,378 for six months at June 30, 2010 and 2009, respectively. There were no impairment provisions made at June 30, 2010.

NOTE 7 – SHORT TERM BANK LOANS

As of June 30, 2010, the Company had three outstanding short term bank loan which were used primarily to fund business operations. Two of the outstanding loans, lent by Chinese Commercial Bank, carried annual interest rate of 5.5755%. The other one, lent by Hang Seng Bank, carried annual interest rate of 5.94%. The full amount of $1,480,802 will be repaid in the first quarter of 2011.

NOTE 8 – SHORT TERM LOAN FROM RELATED PARTIES

As of June 30, 2010, the Company had outstanding short term loan from its shareholder Maolin Shi amounted to $31,181, which was non-interest bearing, unsecured, and payable on demand.

NOTE 9 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued Expenses and Other Current Liabilities at June 30, 2010 and December 31, 2009 consisted of the follows:

	June 30, 2010	December 31, 2009
Accrued Expenses	$80,280	$32,098
Other payables and accruals	456,879	148,209
Total Accrued Expenses and Other Current Liabilities	$537,159	$180,307

NOTE 10 – LONG-TERM DEBT

At June 30, 2010 and December 31, 2009, Long-term Debt consisted of the follows:

	June 30, 2010	December 31, 2009
Long-term Loan From Bank, unsecured, with interest rate of 5.94% per annum payable yearly, with principal due January 1, 2011.	$0	$133,574
Total Long-term Debt	$0	$133,574

NOTE 11 – DISTRIBUTION OF INCOME

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of June 30, 2010 the Company has not made any reserve for the dividends distribution and any dividends distribution to its shareholders.

NOTE 12 – INCOME TAXES

Substantially all of the Company’s taxable income and related tax expense are from PRC sources. Guangzhou Linda Illumination Industry Co., Ltd. files income tax returns under the Income Tax Law of the People’s Republic of China Concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”). In accordance with the relevant PRC Income Tax Law, the profits of the Company derived in 2009, and 2008 are fully exempted from income taxes, income taxes rate is 12.5% (half of 25%) in 2010.

As result of the tax exemptions, there was no income tax payable for the Company for the years ended at December 31, 2009 and 2008.

The Company paid income taxes $5,472at the end of June 30, 2010.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its offices in Guangzhou City, including commercial office space and manufacturing facilities under non-cancellable operating leases expiring on November 10, 2010. Future minimum lease payments required under these non-cancelable operating leases are only for the remaining fiscal year ending at December 31, 2010, and are at value of $7,682.

For the six months ended at June 30, 2010, rent expense relating to operating leases amounted to $10,637.

NOTE 14 - SHAREHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 10,000,000 shares of common stock issued and outstanding held by 2 shareholders and no shares of preferred stock were issued and outstanding.

NOTE 15 - RELATED PARTY TRANSACTIONS AND BALANCES
An individual or entity is considered to be a related party if the person or the entity has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. An individual or entity is also considered to be related if the person or the entity is subject to common control or common significant influence.

The related parties of the company are comprised as follows:

Related Party Name	Relationship with the Company
Guangzhou Linda Electric Co, Ltd	Entity controlled by Maolin Shi（55%）
Maolin Shi	88% Shareholder and CEO
Magic Ocean Limited	12% Shareholder
Landan Qin	Wife of Maolin Shi
Qinglin Shi	Brother of Maolin Shi

The interests of Mr Maolin Shi and his wife, Landan Qin are under common control of Mr Maolin Shi.

(i) Due to Related Parties

Due to Related Parties at June 30，2010 and December 31, 2009 consisted of the follows:

Related Party Name and Transaction	June 30, 2010	December 31, 2009
Guangzhou Linda Electric CO, Ltd	$8,377	$8,314
(The loan is non-interest bearing, unsecured, and payable on demand.)

Maolin Shi	0	115,106
(The loan is non-interest bearing, unsecured, and payable on demand.)

Landan Qin	7,363	7,323
(The loan is non-interest bearing, unsecured, and payable on demand.)

Qinglin Shi	14,726	14,645
(The loan is non-interest bearing, unsecured, and payable on demand.)

Due to Related Parties	$30,466	$145,388

(ii) Due from Related Party:

Due from Related Parties, at June 30, 2010, and December 31, 2009, consisted of the following balances:

Related Party Name	June 30, 2010	December 31, 2009

Guangzhou Linda Electric Co, Ltd	$0	$0
Maolin Shi	79,694	0
Due from Related Party	$79,694	$0

The outstanding balances were repaid by  Maolin Shi on July 2 and July 23, 2010, respectively.

(iii) Other Related Party Arrangement:

On January 11, 2008, Mr. Maolin Shi and his wife, Mrs. Landan Qin, co-signed a loan contract between Guangzhou Linda Illumination Industry Co., Ltd and Heng Seng Bank, Shen Zhen Branch. This loan, in the amount of RMB 2.061 million (USD $0.3 million), is pledged by the Company’s brand new equipments and is a 3-year loan with the maturity date of January 11, 2011. Under this arrangement, Mr. Maolin Shi and his wife, Mrs. Landan Qin, will be liable for the payment of the loan in case of the Company's default on the loan.

NOTE 16 – MAJOR CUSTOMERS
For the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010and 2009, 100% of the Company’s revenue were from the operating entity in the PRC.

The Company had 3 customers that individually comprised approximately 20% and 48% of the revenue for the six months ended June 30, 2010 and 2009, respectively. The revenues from 3 major customers comprised 25% and 52% of the total revenue for the three months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010:

Customers	Revenues
Customers A	$66,354	7%
Customers B	62,615	7%
Customers C	56,843	6%
Total：	$185,812	20%

For the six months ended June 30, 2009:

Customers	Revenues
Customers A	$286,769	24%
Customers B	266,357	22%
Customers C	50,035	4%
Total：	$603,161	50%

For the three months ended June 30, 2010:

Customers	Revenues
Customers A	$39,322	14%
Customers B	19,348	7%
Customers C	12,526	4%
Total：	$71,196	25%

For the three months ended June 30, 2009:

Customers	Revenues
Customers A	$176,572	26%
Customers B	135,522	20%
Customers C	45,806	7%
Total：	$357,900	53%

NOTE 17 – CONCENTRATIONS OF RISK

Change distribution channels

The company used to sell products through distribution channels and pay commission to the distributors, who also sell similar products for the Company’s competitors. It’s hard for the Company to control the selling cost and develop our business. Thus, in the second quarter of 2010, the Company gradually stop selling products to the distributors, and are trying to set up their own sales centers in several major cities in the PRC. The sales centers can sell the products to the ultimate customers directly. It will be easier for the Company to adjust the selling prices according to the market environment, and better control the selling cost. However, it would take some time for the sales centers to get familiar with the market and develop the business. If the sales center would not work successfully, the Company may loss the customers and the revenue would decrease significantly.

NOTE 18 - MAJOR SUPPLIERS

Zhejiang Zhuji Wansha Electrical Equipment CO., Ltd, Zhongshan Changfa Battery CO., Ltd, Fujian Anxi Minghua Bettery Company,unrelated vendors,accounted for 15%,14% and 13% of total purchase of the Company for the six months ended at June 30,2010,and 30%,0% and 0% of accounts payables as of June 30,2010,respectively.

The Company does not have credit purchase term with Zhongshan Changfa Battery CO., Ltd and Fujian Anxi Minghua Bettery Company. Instead, the payments were made either in advance or upon the delivery of goods. Therefore, the Company did not have any Accounts Payable balances with these major suppliers for the six months ended at June 30, 2010 and for the year ended at December 31, 2009.

NOTE 19 – OFF-BALANCE SHEET ARRANGEMENT

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its shareholders.

NOTE 20 - FOREIGN OPERATIONS

(i)Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances, and methods of taxation, among other things.

(ii)Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of June 30, 2010, the Company, based on stockholders’ decision, has not established any appropriation for “Statutory Surplus Reserve”, “Statutory Common Welfare fund”, and other surplus reserves, and has not distributed any dividends to its shareholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This quarterly report on Form 10-Q includes forward-looking statements. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions, or the negative thereof, or comparable terminology, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those anticipated. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

1. Overview

The Company is engaged in research and development (R&D), manufacturing and sales of mobile lighting, with sales networks within China and all over the world.

2. Our business

Our line of business consists of searchlight series, electric torch series and electric swatter:

I. Searchlight Series. These products with integration of LED bulb technology and explosion and shock proof mobile lighting, are widely used in different sectors, including army, police, civilian, vessel, vehicle, and railway, mine, oil, exploring and explosion and shock proof use. They have stable and reliable quality with repair rate lower than one thousandth.

II. Electric Torch Series. These products have elegant designs and been awarded lots of design patents, with integration of LED bulb technology and explosion proof technology, making the products safe and beautiful and popular among the consumers.

III. Electric Swatter. These products are small-sized and portable, reasonably priced, friendly use, and targeted for countryside environments, so they are popular with the consumers in the countryside which are huge potential markets.

The Company is a vertically integrated company, incorporate with research and development, manufacturing and sales, to positively integrate the resources. Currently, the Company has launched 2 new product lines, which may strengthen its R&D and its competences.

Results of operations for the three and six months ended June 30, 2010 as compared to the six months ended June 30, 2009

3. Research and development

Our company is a vertically integrated company, with the capability to organically go from design to completed product in several weeks. Our extensive list of patents, and strong leadership and vision will continue to propel Linda to new heights.

Our company owns more than 19 patented technology rights and 3 trademark rights, and commits to patented technology research. Our company would focus on development of energy saving lights in 2010, with the plan to boost the sales revenue of energy-saving lights, to further strengthen the recognition of Linda Brand.

4. Revenue

We generate our revenue from the sales of our valve products. Our sales revenue for the period ended June 30, 2010 amounted to USD932,934, which is USD271,045 or 23% less than that of the same period ended June 30, 2009, where we had revenue of USD1,203,979. The decrease in sales revenue was attributed to the change of sales mode. Our company used to sell products through distribution channels and pay commission to the distributors, who also sell similar products for our competitors, which made us hard to control the selling cost and develop our business. Thus, in the first half year of 2010, we gradually stop selling products to the distributors, and tried to set up our own sales centers in several major cities. The sales centers can sell our products to the ultimate customers directly. It will be easier for us to adjust the selling prices according to the market environment, and better control the selling cost. But it need some time for our sales centers to get familiar with the local market and develop the business.

Our sales revenue for the three months ended June 30, 2010 amounted to USD284,586, which is 58% less than that of the same period ended June 30, 2009. The decrease was also attributed to the change of sales mode mentioned above.

5. Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products. The decrease in cost of revenue is in line with the decreased revenue.

6. Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Our gross margin was 16.8% for the six months ended June 30, 2010, compared with 12.3% for the six months ended June 30, 2009. Due to the change of sales mode, we can timely adjust the selling prices according to the market environment and better control the cost, and thus generate more gross profit.

Our gross margin was 16.1% for the three months ended June 30, 2010, compared with 17.6% for the same period ended June 30, 2009. The decrease was attributed to the decreased revenue. As mentioned above, the revenue decrease significantly since we change the sales mode.

7. Operating Expenses

Our operating expenses consist of salaries, sales commission and other selling expense and general and administrative expenses. Compared with the six months ended June 30, 2009, our general and administrative expenses increase by USD86,131 for the six months ended June 30, 2010. The increase mainly represents the increased audit fee and legal fee paid for the US auditors and lawyers, as we successfully completed the reverse merger in April 2010.

The general and administrative expenses increased by USD74,940 for the three months ended June 30, 2010, compared with the same period ended June 30, 2009. It was also attributed to the increased audit fee and legal fee paid for the US auditors and lawyers.

8. Interest Expense

Interest expenses represent interest charged for the short-term and long-term debts. The interest expenses increase for the six months ended June 30, 2010 is 59% more than that of the same period ended June 30, 2009. The increase is mainly due to the increased short-term and long-term debts from USD572,928 as of December 31, 2009 to USD1,480,802 as of June 30, 2010.

The interest expenses for the three months ended June 30, 2010 is 180% more than that of the same period ended June 30, 2009. The increase was also attributed to the increased bank loans.

9. Taxation

Substantially all of our taxable income and related tax expense are from PRC sources. Guangzhou Linda Illumination Industry Co., Ltd. files income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. In accordance with the relevant income tax laws, from the profit-making year, the enterprise income tax will be exemptible for the first two years and half rate reduction for the subsequent three years. 2010 is the third year and half rate reduction for income tax is entitled.

FINANCIAL CONDITION
Liquidity and Capital Resources

10. Cash and Cash Equivalents

The cash and cash equivalents as at June 30, 2010 is USD646,032 more than the balance as at December 31, 2009. The increase is attributed to the new short term loans. In order to expand the business, we keep more cash at bank for daily operation.

11. Marketable Securities

On January 4, 2009, we invested USD263,613 to purchase a debt security with one year maturity and annual interest rate 10% from Jiayuan Trading Company in Guangzhou City, PRC. We have settled the debt security in February 2010.

12. Prepayments and Other Current Assets

Prepayments and other current assets consist of prepayment for raw materials, rent, advertisement and other office expenses, and other receivables. The prepayments for raw materials increased by USD165,183 as we’re planning to purchase more raw materials base on our forecast of business for the coming peak season. The other receivables increased by USD136,126 as we lent a sum of money to our related party Guangzhou Linda Electric Co., Ltd and Maolin Shi, which were non-interest bearing, unsecured, and payable on demand.

13. Loan from bank

Our company issued new short term loans of USD1,400,000 and repaid the long term loans of USD52,000 and the short term loan of USD440,000 in 2010. The new loans are used for addition of fixed assets, development of new products and expansion of production. Our company maintains good standing bank credit records, and is capable to repay the mature debts.

As of June 30, 2010, our Company had two outstanding short term bank loans which were lent by Chinese Commercial Bank, carried annual interest rate of 5.5755%. The full amount of USD1,400,000 will be repaid in the first quarter of 2011.

14. Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities increase by USD301,420 as at June 30, 2010. The increase mainly represents other payable due to a third party Guangdong Chaoshang Assurance Company. We received a sum of operation supporting fund from Guangdong Chaoshang Assurance Company, which amounted to USD295,000.

15. Due from/to shareholder Maolin Shi

As of June 30, 2010. The Company has balance of due from Maolin Shi amounting to $79,694, which was occurred before the reverse meger. The balance has been repaid by Maolin Shi on July 2 and July 23, 2010, respectively.

16. Outlook

In the next five years, R&D and mass production of bulb-changeable energy saving lights would be our key strategy. Based on this, we would vigorously advance R&D, develop patented technology, to strengthen Linda’s brand advantages and our core competence. Our management believes that it would bring outstanding market presence through implementing the strategy, investing in creation and energy saving products, improving customer service, and strengthening marketing. At the same time, our management expects to generate marked cash flows and strong returns on investments in 2011 fiscal year through implementing of these measures, to achieve its long term financial objects step by step.

Recently Issued Accounting Pronouncements

Business Combinations
(Included in ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance revised SFAS No. 141, “Business Combinations” and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The Company determined that the Company’s recent business combination and acquisition under the common control is an exception to this standard and is not subject to the accounting treatments requirement by this standard.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendments of ARB No. 51”)

This ASC guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Interim Disclosures About Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Accounting for Transfers of Financial Assets
(To be included in ASC 860 “Transfers and Serving”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB No. 140”)

This ASC guidance addresses information that a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS No. 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Consolidation of Variable Interest Entities – Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”)

SFAS No. 167 amends FASB Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-1)

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and does not have any impact on the Company’s financial statements as the Company has no previous reference prior to the Codification.

Multiple Deliverable Revenue Arrangements
(ASU 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations because the Company does not have any multiple deliverable revenue arrangements.

Transfer of Financial Assets
(ASU 2009-16)

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Improvements to Financial Reporting by Enterprises Involved Variable Interest Entities
(ASU 2009-17)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash
(ASU 2010-01)

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting and Reporting for Decreases in Ownership of a Subsidiary
(ASU 2010-02)

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Accounting and Reporting for Decreases in Ownership of a Subsidiary (ASU 2010-06)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant estimates in the six months ended June 30, 2010 include the allowance for doubtful accounts, and the useful life of property, plant, and equipment.

Revenue Recognition

The Company follows the guidance of FASB Accounting Standards Codification No. 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred, the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

 Income Taxes

The Company is governed by the Income Tax Law of the People's Republic of China. Income Tax is accounted in accordance with the Statement of FASB Accounting Standards Codification No. 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities of the financial statements and their respective tax bases and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company determined that there were no deferred-tax assets and liabilities that should be recognized for the six months ended at June 30, 2010.

Off-Balance Sheet Agreements
At June 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Required information is within Item 2 of this part I.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial

Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

Not required
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities.

None
Item 4. (Removed and Reserved)

None

Item 5. Other Information

None

Item 6. Exhibits.

(a)  Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linda Illumination, Inc.

Date: August 19, 2010	By:	/s/ Maolin Shi
Name: Maolin Shi
Title: President, Chief Executive Officer and Director

Date: August 19, 2010	By:	/s/ Cuihua Liu
Name: Cuihua Liu
Title: Chief Financial Officer