Form 10-Q
period 2010-09-30
Linda Illumination, Inc.
filed 2010-11-22
CIK 1476678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒  Yes  ☐  No

As of September 30, 2010, there were 10,360,000 shares of common stock of common stock of the registrant outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LINDA ILLUMINATION, INC. CONSOLIDATED BALANCE SHEETS
	September 30, 2010 (unaudited)	December 31, 2009
Assets
Current Assets
Cash and Cash Equivalents	209,915	30,474
Accounts Receivables (Net of Allowance for Doubtful Accounts)	280,255	47,050
Loans Receivable	880,847	0
Marketable Securities	0	263,613
Inventories	541,492	534,917
Prepayments and Other Current Assets	701,484	122,540
Total Current Assets	2,613,993	998,594
Property, Plant and Equipment	885,124	817,840
Minus: Accumulated Depreciation	260,857	194,850
Net, Property, Plant and Equipment	624,267	622,990

Total Assets	3,238,260	1,621,584

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payables	166,486	61,146
Customer Deposit	35,763	163,071
Short Term Debt	2,229,687	439,354
Short Term Loan From Related Parties	31,181	31,181
Accrued Expenses and Other Current Liabilities	263,361	179,879
Including: Due to Related Parties 121,702 and 145,388, respectively
Total Current Liabilities	2,726,478	874,631
Long-term Debt
Long-term Loan From Bank	0	133,574
Total Long-term Debt	0	133,574
Total Liabilities	2,726,478	1,008,205
Stockholders' Equity:
Preferred stock ($0.0001 par value, 10,000,000 authorized share; none outstanding)	0	0
Common stock ( $0.0001 par value, 200,000,000 shares authorized, 10,360,000 issued, and outstanding at September 30, 2010)	1,036	880
Additional Paid In Capital	141,108	96,420
Retained Earnings	321,776	453,381
Accumulated Other Comprehensive Income	47,862	62,698
Total Stockholders' Equity:	511,782	613,379

Total Liabilities and Shareholders' Equity	3,238,260	1,621,584

LINDA ILLUMINATION INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) ( Unit: USD $)
	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Revenues	1,294,655	1,746,744	361,721	542,765
Cost of Goods Sold	1,029,798	1,437,599	253,920	381,957
Gross Profit	264,857	309,145	107,801	160,808

Operating Expenses:
Marketing and Selling Expenses	71,841	79,626	24,566	26,590
General and Administrative Expenses	208,220	81,477	68,808	28,196
Total Operating Expenses	280,061	161,103	93,374	54,786

Income From Operations	(15,204)	148,042	14,427	106,022

Other Income (Expense)
Interest Expense	(60,615)	(24,077)	(31,917)	(6,006)
Other Income (Expense)	(25,308)	5,530	(8,812)	3,235

Total Other Income (Expense)	(85,923)	(18,547)	(40,729)	(2,771)

Income Before Income Tax	(101,127)	129,495	(26,302)	103,251

Income Tax	5,478	0	7	0

Net Income	(106,605)	129,495	(26,309)	103,251

Unrealized Foreign Currency Translation Gain (Loss)	(14,836)	(106)	8,356	(290)

Comprehensive Income	$(121,441)	129,389	(17,953)	102,961

Net Income Per Common Share - Basic and Diluted:	$(0.01)	0.01	**	0.01

Weighted Common Shares Outstanding - Basic and Diluted	9,506,667	8,800,000	10,120,000	8,800,000
** Less than $0.01

LINDA ILLUMINATION INC.CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (Unit :USD $)

	Common Stock, Par Value $0.0001		Additional		Accumulated Other Comprehensive Foreign Currency
	Number		Paid In	Retained	Translation
	of Shares	Amount	Capital	Earnings	Gain	Total
Balance, January 1, 2010 (1)	8,800,000	880	96,420	453,381	62,698	613,379
Issued shares to Magic Ocean April 29, 2010	1,200,000	120	8,724	(25,000)		(16,156)
Additional issued in September 1, 2010	360,000	36	35,964			36,000
Net income				(106,605)		(106,605))
Foreign Currency Gain					(14,836)	(14,836)
Balance, September 30, 2010	10,360,000	1,036	141,108	321,776	47,862	511,782

(1) The stockholders’ equity of Linda Illumination has been recapitalized to give effect to the shares received by existing shareholders of Linda Illumination from the Share exchange agreement with China Real Estate Acquisition on April 28, 2010.

LINDA ILLUMINATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Unit: USD $
	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(106,605)	$129,495
Depreciation Expense	66,007	56,299
Changes in operating assets and liabilities
Accounts Receivables (Net of Allowance for Doubtful Accounts)	(233,205)	(54,357)
Inventories	(6,575)	(179,184)
Prepayments and Other Current Assets	(578,944)	(390,415)
Accounts Payables	89,184	(14,416)
Customer Deposit	(127,308)	(14,221)
Accrued Expenses and Other Current Liabilities	83,482	(13,164)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(813,964)	(479,963)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(67,284)	(48,354)
Marketable Securities	263,613	0
Loans Receivable	(880,847)	0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(684,518)	(48,354)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Long-term Debt or Repayment of Long-term Debt	(68,396)	(74,254)
Proceeds from Short-term Debt	2,313,805	658,126
Repayment of Short-term Debt	(588,650)	0
Cash from Additional Issue	36,000	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,692,759	583,872
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,836)	(106)
NET INCRESE (DECREASE) IN CASH	179,441	55,449
CASH AT BEGINNING OF PERIOD	30,474	93,129
CASH AT ENDING OF PERIOD	$209,915	$148,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$60,615	$24,077
Income Taxes Paid	$5,478	$0

Linda Illumination, Inc.

NOTES TO THE CONSOLIDATED INTREIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

NOTE 1 – ORGANIZATION AND OPERATIONS

Linda Illumination was incorporated as China Real Estate Acquisition Corp. (“China Acquisition”) in the State of Delaware on August 14, 2009.  Since inception, China Acquisition has been engaged in organizational efforts and obtaining initial financing. China Acquisition was formed as a vehicle to pursue a business combination. The business purpose of China Acquisition was to seek the acquisition of or merger with, an operating company.

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

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The financial statements reflect the financial position, results of operations and cash flows of the Company and its wholly owned subsidiary Linda International and Linda Illumination as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009 and for the period from July 1 to September 30, 2010 and 2009.

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

There were no inter-company transactions occurred for the nine months ended at September 30, 2010. All previously significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant estimates in the nine months ended September 30, 2010 include the allowance for doubtful accounts, and the useful life of property, plant, and equipment.

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

Inventories

The Company values inventories, consisting of finished goods and raw materials, at the lower of cost or market. Cost is determined using the weighted average cost method. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. There is no allowance at September 30, 2010.

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

There were no fixed assets retired for the nine months ended at September 30, 2010, and therefore, no gain or loss incurred from such transactions for this period.

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

The Company determined that there were no impairments of long lived assets for the nine months ended at September 30, 2010.

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

The Company determined that there were no deferred-tax assets and liabilities that should be recognized for the nine months ended at September 30, 2010.

Value Added Tax (VAT)

VAT is charged based on the selling price of our products at a general rate of 17%. In the PRC, VAT on the invoice amount is collected on behalf of tax authorities in respect of the sales of goods. Revenue is stated net of VAT. VAT collected from customers is offset by VAT paid for purchases, with the net amount recorded as a liability in the consolidated balance sheet until it is paid to the authorities.

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

	September 30, 2010	September 30, 2009	June 30, 2010	June 30, 2009
Closing RMB Exchange Rate (RMB/USD$)	6.6981	6.8376	6.7909	6.8319

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Average RMB Exchange Rate (RMB/USD$)	6.8164	6.8425	6.8251	6.8328

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

(i) Fair Value of Financial Instruments

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

(ii) Concentrations of Credit Risk

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

Research and Development Expenses

The Company’s research and development costs are expensed as incurred, in accordance with FASB Accounting Standards Codification No. 730 “Research and Development”. The research and development costs consist primarily of salaries and related expenses of personnel engaged in research and development activities. The Company’s research and development activities include designing and development of energy-saving lamps and illumination technologies, and also significant improvements and refinements to the existing products. Research and development expenses were $ 2,160 for the nine months ended at September 30, 2010 and $ 5,673 for the nine months ended at September 30, 2009.

Advertising Expense

The Company expenses all advertising and promotion costs as incurred. Advertising and promotion expenses were $ 16,818 for the nine months ended at September 30, 2010 and $ 9,760 the nine months ended at September 30, 2009.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with FASB Accounting Standards Codification No. 605-45 “Revenue Recognition – Shipping and Handling Cost”. Amounts charged to customers in sales transactions related to shipping and handling are included in revenues. The actual costs to the Company are recognized as operating expense. The majority of the Company’s sales were on a FOB factory basis. The Company incurred $ 13,879 and $ 21,016 for shipping and handling costs for the nine months ended at September 30, 2010 and 2009, respectively.

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

Net Income Per Common Share

Basic net income (loss) per share are computed by dividing net income/(loss) attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common shares (convertible preferred stock, forward contract, warrants to purchase ordinary shares, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into ordinary shares. There were no such securities and other contracts issued at the nine months ended at September 30, 2010. Therefore, no diluted net income per share needs to be calculated for the nine months ended at September 30, 2010 and 2009.

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

For the nine months ended at September 30, 2010 and 2009, the Company's comprehensive income was $(121,441) and $129,389 respectively.

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

Interim Disclosures About Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

Accounting for Transfers of Financial Assets
(To be included in ASC 860 “Transfers and Serving”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB No. 140”)

This ASC guidance addresses information that a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS No. 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

Consolidation of Variable Interest Entities – Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”)

SFAS No. 167 amends FASB Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

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

Multiple Deliverable Revenue Arrangements
(ASU 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations because the Company does not have any multiple deliverable revenue arrangements.

Transfer of Financial Assets
(ASU 2009-16)

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its financial statements.

Improvements to Financial Reporting by Enterprises Involved Variable Interest Entities
(ASU 2009-17)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash
(ASU 2010-01)

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its financial statements.

Accounting and Reporting for Decreases in Ownership of a Subsidiary
(ASU 2010-02)

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on its financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company provides an allowance for doubtful accounts related to its receivables. The receivables and allowance balances at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Accounts Receivable	$286,096	$52,780
Less: Allowance for Doubtful Accounts	(5,841)	(5,730)
Accounts Receivable, Net	$280,255	$47,050

NOTE 4 – LOANS RECEIVABLE

As of September 30, 2010, we advanced $880,847 as cash collateral to an unrelated third party who acted as a loan guarantor on short-term loans we borrowed from a bank. From the $880,847, $746,480 is interest free and is due back to us on January 13, 2011. $134,367 is interest free and repayable to us on demand.

NOTE 5 - INVENTORIES

The inventories at September 30, 2010 and December 31, 2009 consisted of the follows:

	September 30, 2010	December 31, 2009

Raw materials	$332,636	$175,382
Finished goods	208,856	359,535
Total Inventories	$541,492	$534,917

The Company has several manufacturing and assembling lines, in which the whole manufacturing and assembling processes take only about 1-5 minutes. All products are completed before the close of each day. Therefore, the Company does not carry any work-in-process inventories.

NOTE 6 – PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and Other Current Assets at September 30, 2010 and December 31, 2009 consisted of the follows:

	September 30, 2010	December 31, 2009

Prepayments for Raw Materials	$553,457	$62,274
Prepayments for Rent, Advertisement, and Other Office Expenses	39,372	17,589
Other Receivables	108,655	42,677
Total Prepayments and Other Current Assets	$701,484	$122,540

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At September 30, 2010 and December 31, 2009, Property, Plant and Equipment consisted of the follows:

	Estimated useful life	September 30, 2010	December 31, 2009
	(Years)	Balance	Balance
Buildings and Improvements	20	$93,537	$91,755
Machinery and Equipment	5-10	746,048	683,084
Transportation Equipment	5	31,740	31,136
Office Equipment	5	13,799	11,865
Property, Plant and Equipment		885,124	817,840
Less: Accumulated Depreciation		(260,857)	(194,850)
Net, Property, Plant and Equipment		$624,267	$622,990

The Company recorded depreciation expenses of $66,007 and $56,299 for nine months ended at September 30, 2010 and 2009, respectively. There were no impairment provisions made at September 30, 2010.

NOTE 8 – SHORT TERM DEBT

As of September 30, 2010, the Company had three outstanding bank loans and four 3rd parties loans. The detail information is as follow:

Bank Name	Amount USD	Borrowed Date	Due Date	Interest Rate
Industrial and Commercial Bank of China	671,833	2010.03.01	2011.02.23	5.5755% per year
Industrial and Commercial Bank of China	597,184	2010.01.18	2011.01.13	5.7555% per year
Hang Seng Bank	65,178	2008.01.11	2011.01.11	5.94% per year
Guangzhou China Royal Pawn Co. Ltd	343,381	2010.08.18	2010.09.16	under negotiation*
Guangdong Chaoshang Assurance Company	298,592	2010.01.28	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	46,232	2010.05.18	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	27,391	2010.06.12	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	5,121	2010.08.20	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	25,479	2010.09.05	Due on demand	No interest
Guangzhou Wangcai Building Materials Trading Ltd.	149,296	2010.09.29	Due on demand	No interest
Total	2,229,687

As of September 30, 2010, the Company was not in compliance with the provisions of the Industrial and Commercial Bank of China loan agreement restricting loan funds use to the purchase of raw materials. The loan contains a penalty provision equivalent to 100% of the interest for the term of the violation. The potential penalty at September 30, 2010 amounts to $29,553, which the Company has accrued.

* The Company previously agreed with Guangzhou China Royal Pawn Co. Ltd a monthly interest rate of 4%. The Company is now under negotiation with Guangzhou China Royal Pawn Co. Ltd for a more favorable interest rate and the extension of the loan to late December 2010 or January 2011. Based on the current negotiation result as of November 22, 2010, the Company is quite positive that the interest expenses will be exempt for August and September 2010, and they only need to pay interest starting from October 1, 2010, at a monthly interest rate lower than 4% per month. The specific terms are still under negotiation. The interest the Company expects will be waived is approximately $19,000.

 NOTE 9 – SHORT TERM LOAN FROM RELATED PARTIES

As of September 30, 2010, the Company had outstanding short term loan from its shareholder Maolin Shi amounted to $31,181, which was non-interest bearing, unsecured, and payable on demand.

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued Expenses and Other Current Liabilities at September 30, 2010 and December 31, 2009 consisted of the follows:

	September 30, 2010	December 31, 2009
Accrued payroll and taxes	$108,812	$32,098
Other payables and accruals	154,549	147,781
Total Accrued Expenses and Other Current Liabilities	$263,361	$179,879

NOTE 11 – LONG-TERM DEBT

At September 30, 2010 and December 31, 2009, long-term loan from Hang Seng Bank $65,178 was due within one year, which has been reclassified to short term debt.

	September 30,2010	December 31, 2009
Long-term Loan From Bank, unsecured, with interest rate of 5.94% per annum payable yearly, with principal due January 1, 2011.	$0	$133,574
Total Long-term Debt	$0	$133,574

NOTE 12 – DISTRIBUTION OF INCOME

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

As of September 30, 2010 the Company has not made any reserve for the dividends distribution and any dividends distribution to its shareholders.

NOTE 13 – INCOME TAXES

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

The Company paid income taxes $5,478 at the end of September 30, 2010.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its offices in Guangzhou City, including commercial office space and manufacturing facilities under non-cancellable operating leases expiring on November 10, 2010. Future minimum lease payments required under these non-cancelable operating leases are only for the remaining fiscal year ending at December 31, 2010, and are at value of $1,806.

For the nine months ended at September 30, 2010, rent expense relating to operating leases amounted to $15,976.

NOTE 15 - SHAREHOLDERS’ EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 10,360,000 shares of common stock issued and outstanding held by 2 substantial shareholders and 36 selling shareholders and no shares of preferred stock were issued and outstanding.

NOTE 16 - RELATED PARTY TRANSACTIONS AND BALANCES
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

The related parties of the company are comprised as follows:

Related Party Name	Relationship with the Company
Guangzhou Linda Electric Co, Ltd	Entity controlled by Maolin Shi（55%）
Maolin Shi	85% Shareholder and CEO
Magic Ocean Limited	12% Shareholder
Landan Qin	Wife of Maolin Shi
Qinglin Shi	Brother of Maolin Shi

The interests of Mr Maolin Shi and his wife, Landan Qin are under common control of Mr Maolin Shi.

(i) Due to Related Parties

Due to Related Parties at September 30，2010 and December 31, 2009 consisted of the follows:

Related Party Name and Transaction	September 30, 2010	December 31, 2009
Guangzhou Linda Electric CO, Ltd	$0	$8,314
(The loan is non-interest bearing, unsecured, and payable on demand.)

Maolin Shi	46,104	115,106
(The loan is non-interest bearing, unsecured, and payable on demand.)

Landan Qin	7,465	7,323
(The loan is non-interest bearing, unsecured, and payable on demand.)

Qinglin Shi	68,133	14,645
(The loan is non-interest bearing, unsecured, and payable on demand.)

Due to Related Parties	$121,702	$145,388

(ii) Other Related Party Arrangement:

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

NOTE 17 – MAJOR CUSTOMERS
For the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, 100% of the Company’s revenue were from the operating entity in the PRC.

The Company had 3 customers that individually comprised approximately 12% and 50% of the revenue for the nine months ended September 30, 2010 and 2009, respectively. The revenues from 3 major customers comprised 16% and 52% of the total revenue for the three months ended September 30, 2010 and 2009, respectively.

 For the nine months ended September 30, 2010:

Customers	Revenues
Customers A	$65,766	5%
Customers B	56,699	4%
Customers C	41,699	3%
Total：	$164,164	12%

For the nine months ended September 30, 2009:

Customers	Revenues
Customers A	$393,211	23%
Customers B	380,063	22%
Customers C	89,157	5%
Total：	$862,431	50%

For the three months ended September 30, 2010:

Customers	Revenues
Customers A	$21,505	6%
Customers B	21,001	6%
Customers C	14,717	4%
Total：	$57,223	16%

For the three months ended September 30, 2009:

Customers	Revenues
Customers A	$130,970	24%
Customers B	125,368	23%
Customers C	29,719	5%
Total：	$286,057	52%

NOTE 18 – CONCENTRATIONS OF RISK

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

NOTE 19 - MAJOR SUPPLIERS

Zhejiang Zhuji Wansha Electrical Equipment CO., Ltd, Fujian Anxi Minghua Bettery Company, Zhongshan Changfa Battery CO., Ltd, unrelated vendors, accounted for 26%, 16% and 16% of total purchase of the Company for the nine months ended at September 30,2010,and 8%,4% and 3% of accounts payables as of September 30,2010, respectively.

NOTE 20 – OFF-BALANCE SHEET ARRANGEMENT

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to its shareholders.

NOTE 21 - FOREIGN OPERATIONS

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

As of September 30, 2010, the Company, based on stockholders’ decision, has not established any appropriation for “Statutory Surplus Reserve”, “Statutory Common Welfare fund”, and other surplus reserves, and has not distributed any dividends to its shareholders.

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

Results of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009

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

4.     Revenue

We generate our revenue from the sales of our valve products. Our sales revenue for the period ended September 30, 2010 amounted to USD1,294,655, which is USD452,089 or 26% less than that of the same period ended September 30, 2009, where we had revenue of USD1,746,744. The decrease in sales revenue was attributed to the change of sales mode. Our company used to sell products through distribution channels and pay commission to the distributors, who also sell similar products for our competitors, which made us hard to control the selling cost and develop our business. Thus, in year 2010, we gradually stopped selling products to the distributors, and tried to set up our own sales centers in several major cities. The sales centers can sell our products to the ultimate customers directly. It will be easier for us to adjust the selling prices according to the market environment, and better control the selling cost. But it need some time for our sales centers to get familiar with the local market and develop the business.

Our sales revenue for the three months ended September 30, 2010 amounted to USD361,721, which is 33% less than that of the same period ended September 30, 2009. The decrease was also attributed to the change of sales mode mentioned above.

5.     Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products. The decrease in cost of revenue is in line with the decreased revenue.

6.     Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue. Gross margin is equal to gross profit divided by revenue. Our gross margin was 20.5% for the nine months ended September 30, 2010, compared with 17.7% for the nine months ended September 30, 2009. Due to the change of sales mode, we can timely adjust the selling prices according to the market environment and better control the cost, and thus generate more gross profit.

7.     Operating Expenses

Our operating expenses consist of salaries, sales commission and other selling expense and general and administrative expenses. Compared with the nine months ended September 30, 2009, our operating expenses increase by USD118,957 for the nine months ended September 30, 2010. The increase mainly represented the increased audit fee and legal fee paid for the US auditors and lawyers, as we successfully completed the reverse merger in April 2010.

The operating expenses increased by USD38,589 for the three months ended September 30, 2010, compared with the same period ended September 30, 2009. It was also attributed to the increased audit fee and legal fee paid for the US auditors and lawyers.

8.     Interest Expense

Interest expenses represented interest charged for the short-term and long-term debts. The interest expenses for the nine months ended September 30, 2010 is 152% more than that of the same period ended September 30, 2009. The increase is mainly due to the increased short-term and long-term debts subject to interest from USD572,929 as of December 31, 2009 to USD1,334,195 as of September 30, 2010.

The interest expenses for the three months ended September 30, 2010 is USD25,911 more than that of the same period ended September 30, 2009. The increase was also attributed to the increased bank loans.

9.     Other Operating Expenses

Other operating expenses mainly represented potential penalty for not being in compliance with the provisions of the Industrial and Commercial Bank of China loan agreement restricting loan funds use to the purchase of raw materials.

10.   Taxation

Substantially all of our taxable income and related tax expense are from PRC sources. Guangzhou Linda Illumination Industry Co., Ltd. files income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. In accordance with the relevant income tax laws, from the profit-making year, the enterprise income tax will be exemptible for the first two years and half rate reduction for the subsequent three years. 2010 is the third year and half rate reduction for income tax is entitled. Income taxes rate is 12.5% (half of 25%) in 2010.

FINANCIAL CONDITION
Liquidity and Capital Resources

11.   Accounts Receivable

The accounts receivable as of September 30, 2010 is USD233,205 more than the balance as of December 31, 2009. The significant increase was mainly due to the change of sales mode as mentioned above. In year 2010, in order to get rid of the distributor’s limitation, the Company changed their distribution channels, and turn to develop their own distribution branches. At the same time, the Company adopts new policy to attract the major customers, such as extending the credit period for these customers.

The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. The major customers have good cooperation with the Company for a long time, and have been actively doing business with the Company, thus we did not make any provision for the past nine months of year 2010. However, we will have more detail assessment in the year end to see if provision is needed.

12.   Loans Receivable

Loans receivable represented the cash collateral to an unrelated third party who acted as a loan guarantor on short-term loans we borrowed from a bank. From the $880,847, $746,480 is interest free and is due back to us on January 13, 2011. $134,367 is interest free and repayable to us on demand.

13.   Marketable Securities

On January 4, 2009, we invested USD263,613 to purchase a debt security with one year maturity and annual interest rate 10% from Jiayuan Trading Company in Guangzhou City, PRC. We have settled the debt security in February 2010.

14.   Prepayments and Other Current Assets

Prepayments and other current assets consist of prepayment for raw materials, rent, advertisement and other office expenses, and other receivables. The prepayments for raw materials as of September 30, 2010 increased by USD483,718. We have a good forecast of business for the coming quarter. And in order to satisfy the demand of production, we prepaid to the major suppliers so that we can get the raw material as soon as we need.

15.   Loan from bank

As September 30, 2010, the short term debt consisted of the following:

During the nine months ended September 30, 2010, our company issued new short term loans of USD1,761,694, and we repaid the short term loan of USD588,650 and long term loans of USD68,396. The new loans are used for addition of fixed assets, development of new products and expansion of production. Our company maintains good standing bank credit records, and is capable to repay the mature debts.

As of September 30, 2010, our Company had three outstanding bank loans and four 3rd parties loans. The detail information is as follow:

Bank Name	Amount USD	Borrowed Date	Due Date	Interest Rate
Industrial and Commercial Bank of China	671,833	2010.03.01	2011.02.23	5.5755% per year
Industrial and Commercial Bank of China	597,184	2010.01.18	2011.01.13	5.7555% per year
Hang Seng Bank	65,178	2008.01.11	2011.01.11	5.94% per year
Guangzhou China Royal Pawn Co. Ltd	343,381	2010.08.18	2010.09.16	Under negotiation*
Guangdong Chaoshang Assurance Company	298,592	2010.01.28	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	46,232	2010.05.18	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	27,391	2010.06.12	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	5,121	2010.08.20	Due on demand	No interest
Guangdong Wealth Guarantee Co., Ltd.	25,479	2010.09.05	Due on demand	No interest
Guangzhou Wangcai Building Materials Trading Ltd.	149,296	2010.09.29	Due on demand	No interest
Total	2,229,687

* The Company previously agreed with Guangzhou China Royal Pawn Co. Ltd a monthly interest rate of 4%. The Company is now under negotiation with Guangzhou China Royal Pawn Co. Ltd for a more favorable interest rate and the extension of the loan to late December 2010 or January 2011. Based on the current negotiation result as of November 22, 2010, the Company is quite positive that the interest expenses will be exempt for August and September 2010, and they only need to pay interest starting from October 1, 2010, at a monthly interest rate lower than 4% per month. The specific terms are still under negotiation. The interest the Company expects will be waived is approximately $19,000.

For the last three short term working capital loans lent by third parties, the details are as following: a) Other payable due to Guangdong Chaoshang Assurance Company amounted to USD298,592; b) Other payable due to Guangdong Wealth Guarantee Co., Ltd amounted to USD104,223; c) Other payable due to Guangzhou Wangcai Building Materials Trading Ltd amounted to USD149,296. The payables were interest free and payable on demand. There is the contract between Guangdong Chaoshang Assurance Company and the Company, and there are no contracts for other two loans.

Although the company suffered loss for the period ended September 30 2010, we are confident that the situation will change in the fourth quarter and year 2011 after we successfully change our sales mode. Also, our industry is encouraged by the local government, which would easily help us obtain or renew loans from bank.

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

Interim Disclosures About Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. This guidance was effective for interim periods ending after September 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

Accounting for Transfers of Financial Assets
(To be included in ASC 860 “Transfers and Serving”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB No. 140”)

This ASC guidance addresses information that a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, SFAS No. 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. This guidance is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

Consolidation of Variable Interest Entities – Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46 (R)”)

SFAS No. 167 amends FASB Interpretation No. 46 (revised in December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No. 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

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

Multiple Deliverable Revenue Arrangements
(ASU 2009-13 and 2009-14)

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations because the Company does not have any multiple deliverable revenue arrangements.

Transfer of Financial Assets
(ASU 2009-16)

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this ASU did not have a material impact on its financial statements.

Improvements to Financial Reporting by Enterprises Involved Variable Interest Entities
(ASU 2009-17)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU did not have a material impact on its financial statements.

Accounting for Distributions to Shareholders with Components of Stock and Cash
(ASU 2010-01)

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its financial statements.

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

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant estimates in the nine months ended September 30, 2010 include the allowance for doubtful accounts, and the useful life of property, plant, and equipment.

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

The Company determined that there were no deferred-tax assets and liabilities that should be recognized for the nine months ended at September 30, 2010.

Off-Balance Sheet Agreements

At September 30, 2010, we did not have any material commitments for capital expenditures or have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Linda Illumination, Inc.

Date: November 22, 2010	By:	/s/ Maolin Shi
Name: Maolin Shi
Title: President, Chief Executive Officer and Director, Principal Executive Officer

Date: November 22, 2010	By:	/s/ Cuihua Liu
Name: Cuihua Liu
Title: Chief Financial Officer, Principal Financial Officer